Form 10KSB
period 1999-12-31
TCT FINANCIAL GROUP A INC
filed 2000-05-31
CIK 1096647

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
  <P>
                          FORM 10-KSB
  <P>
       Annual Report Under Section 13 or 15(d) of the
              Securities Exchange Act of 1934
  <P>
  [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934
  <P>
                    For Fiscal Year Ended
                      December 31, 1999
  <P>
                Commission File #0-15303
  <P>
                TCT FINANCIAL GROUP A, INC.
    (Exact name of registrant as specified in its charter)
  <P>
                         Nevada
     (State or other jurisdiction of incorporation or
                        organization)
  <P>
                        88-0431561
          (IRS Employer Identification Number)
  <P>
  5424 Comchec Way, Unit 105, Las Vegas, Nevada      89108
  (Address of principal executive offices )      (Zip Code)
  <P>
                       (702) 631-8751
     (Registrant's telephone no., including area code)
  <P>
  Securities registered pursuant to Section 12(b) of the
  Act:
                          NONE
  <P>
  Securities registered pursuant to Section 12(g) of the
  Act: Common Stock, $0.001 par value
  <P>
  Indicate by check mark whether the registrant (1) has
  filed all reports required to be filed by Section 13 or
  15(d) of the Securities Exchange Act of 1934 during the
  preceding 12 months (or for such shorter period that the
  registrant was required to file such reports), and (2)
  has been subject to such filing requirements for the past
  90 days.
  <P>
  Yes   [  ]   No [ X ]
  <P>
  Check if there is no disclosure of delinquent filers in
  response to Item 405 of Regulation S-B not contained in
  this form, and no disclosure will be contained, to the
  best of the registrant's knowledge, in definitive proxy
  or information statements incorporated by reference in
  Part III of this Form 10-KSB or any amendment to this
  Form 10-KSB.  (X)
  <P>
  Revenues for year ended December 31, 1999.  $ 4
  <P>
  Aggregate market value of the voting common stock held by
  non- affiliates of the registrant as of December 31,
  1999, was:
  <P>
                      $0
  <P>
  Number of shares of the registrant's common stock
  outstanding as of December 31, 1999 was:     7,937,614
  <P>
  Transfer Agent as of December 31, 1999:
  <P>
                     American Securities Transfer & Trust
                     P.O. Box 1596
                     Denver, Colorado 80201-1596
  <P>
  PART I
  <P>
  Item 1.  Description of Business
           -----------------------
  <P>
  General
  -------
  <P>
  TCT Financial Group A, Inc., (the "Company"), was
  incorporated on June 11, 1999 under the laws of the State
  of Nevada to seek a suitable ongoing business for
  acquisition.
  <P>
  Employees
  ---------
  <P>
  The Company had three full time employees as of December
  31, 1999.
  <P>
  Item 2. Description of Property
  --------------------------------
  <P>
  As of December 31, 1999, the Company does not own any
  property.
  <P>
  Item 3.  Legal Proceedings
  --------------------------
  <P>
  The Company and its subsidiaries are not presently
  parties to any litigation, nor to the Company's knowledge
  and belief is any litigation threatened or contemplated.
  <P>
  Item 4. Submission of Matters to a Vote of Security
          Holders
  -----------------------------------------------------
  <P>
  None.
  <P>
  PART II
  -------
  <P>
  Item 5. Market for Common Equity and Related Stockholder
          Matters
  --------------------------------------------------------
  <P>
  On December 31, 1999, there were 3 shareholders of record
  of the Company's common stock.   The Company is presently
  not and has never been, publicly trading on any
  recognized stock exchange.
  <P>
  Item 6.  Management's Discussion and Analysis Plan of
           Operation
  -----------------------------------------------------
  <P>
  Certain matters discussed herein (including the documents
  incorporated herein by reference) are forward-looking
  statements intended to qualify for the safe harbors from
  liabilities established by the Private Litigation Reform
  Act of 1995.  These forward-looking statements can
  generally be identified as such because the context of
  the statement will include words such as the Company
  "believes," "plans," "intends," "anticipates," "expects,"
  or words of similar import.  Similarly, statements that
  describe the Company's future plans, objectives,
  estimates, or goals are also forward-looking statements.
  Such statements address future events and conditions
  concerning capital expenditures, earnings, litigation,
  liquidity and capital resources and accounting matters.
  Actual results in each case could differ materially from
  those currently anticipated in such statements by reason
  of factors such as future economic conditions, including
  changes in customer demands; future legislative,
  regulatory and competitive developments in markets in
  which the Company operates; and other circumstances
  affecting anticipated revenues and costs.
  <P>
  There are no limitations on the percentage of assets
  which may be invested in any one investment, or type of
  investment. It is issuer's policy to acquire assets
  primarily for possible capital gain.
  <P>
  Item 7. Financial Statements
  ----------------------------
  <P>
  The financial statements of the Company, together with
  the report of auditors, are included in this report after
  the signature pages.
  <P>
  Item 8.   Changes In and Disagreements With Accountants
            on Accounting and Financial Disclosure
  --------------------------------------------------------
  <P>
  None.
  <P>
  PART III
  --------
  <P>
  Item 9. Directors, Executive Officers, Promoters and
          Control Persons; Compliance With Section 16(a) of
          the Exchange Act
  ------------------------------------------------------
  <P>
  The directors and officers of the Company as of December
  31, 1999, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing
  Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.
  <P>

                                                With Company
  Name                                 Age      Since                Director/Position
  -------------------------------------------------------------------------------------
  Dennis M. Viguoret                   63       1999              Chairman of the Board
                                                                  and Chief Executive
                                                                  Officer
  <P>
  Lloyd Eisenhower                     46       1999              Treasurer, Chief
                                                                  Financial Officer and
                                                                  Director
  <P>
  Dawna S. Blyleven                    43       1999              Secretary and Director
  <P>

  <P>
  Business Experience
  --------------------
  <P>
  DENNIS M. VIGOURET has been Chairman of the Board and
  Chief executive Officer of the Company since its
  inception. Mr. Viguoret has been a Director of Yaletown
  Entertainment Corp since 1994 and is Co-Executive
  Producer of Weird Homes, a 39 episode television series.
  In addition, he has served on the Board of Directors of
  other public companies such as Americana Resources,
  Cornwall Petroleum and Lintex Minerals.  Mr. Vigouret has
  been involved in gas and oil ventures including the
  creation of Alcan Drilling and Oil Field Service which
  operated in Kansas, Oklahoma and Nebraska.  He helped
  develop the 82 well Pawnee oil and gas field in Kansas, a
  six well field in Oklahoma and 13 well field in Illinois
  which were are sold to separate European interests.  In
  1976 Mr. Vigouret formed Denu Mines & Development Ltd.
  which employed 30 full time employees.  His
  responsibilities included contracting for mining
  exploration and development work including road
  construction, magnetic surveys, soil sampling, diamond
  drilling and underground mine development.  His education
  includes a Canadian Securities Course, Canadian Mutual
  Funds Course and Corporate Governance Course at Simon
  Fraser University.
  <P>
  LLOYD EISENHOWER has been Treasurer, Chief Financial
  Officer and Director of the Company since its inception.
  Since 1998, he has been the senior executive officer for
  Briargate Financial LLC.  Prior to such time, he was the
  managing director of Advanced Digital Diagnostics Inc.
  since 1996.  From 1990 to 1996, he was Chairman and Chief
  Executive Officer of Tensiodyne Corp. where he was
  involved with commercializing a non-destructive
  inspection technology for commercial aircraft originally
  developed by the United state Air Force for military
  aircraft.  He received his Bachelors Degree in accounting
  from the University of Missouri in 1977.
  <P>
  DAWNA BLYLEVEN has been Secretary and Director of the
  Company since its inception.  Her responsibilities
  include all filings and paperwork and keeping the
  meeting minutes for the Company.  From December 1997 to
  June 1999, Ms. Blyleven was an Administrative Assistant
  for Transcom Communication Corp. where she assisted the
  Chief Executive Officer with all aspects of the day to
  day operations of the business.  Prior to that time, she
  was an Administrative Assistant for Tensiodyne Corp. from
  October 1995 to December 1997 where here responsibilities
  included assisting the Chief Executive Officer and
  President in the Company's daily business administration.
  <P>
  Certain Legal Proceedings
  -------------------------
  <P>
  No director, nominee for director, or executive officer
  of the Company has appeared as a party in any legal
  proceeding material to an evaluation of his ability or
  integrity during the past five years.
  <P>
  Item 10. Executive Compensation
  -------------------------------
  <P>
  The following information relates to compensation received by the Chief Executive Officer of the Company in 1999, to executive officers who were serving as of December 31, 1999, whose salary and bonus during fiscal
  1999 exceeded $100,000. In 1999, no officer received compensation in excess of $100,000.
  <P>

                     Summary Compensation Table
  Annual Compensation
  -------------------
  Name and Principal Position     Year     Salary     Bonus      Restricted Stock Award
  <P>
       None

  <P>
  Employment Agreements. No officer or director has been
  granted an employment contract with the Company.
  <P>
  Item 11. Security Ownership of Certain Beneficial Owners
           and Management
  --------------------------------------------------------
  <P>
  The following table sets forth as of December 31, 1999, information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock,
  (ii) each Director of the Company who owns any Common
  Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares.
  <P>

                                    Number of Shares of
  Name of Beneficial Owner/         Common Stock             % of Beneficial
  Identity of Group                 Beneficially Owned       Ownership
  -----------------------------------------------------------------------------
  Dennis M. Vigouret                   7,900,000                99.53%
  Lloyd Eisenhower                        35,614                  .45%
  Dawna S. Blyleven                        2,000                  .02%
  <P>
  Officers and Directors As a Group    7,937,614                  100%

  <P>
  Item 12. Certain Relationships and Related Transactions
  -------------------------------------------------------
  <P>
  During 1999, the Company sold 7,900,000 shares of its
  common stock to Dennis Vigouret an Officer and Director.
  The company received $8,000 Dollars, which has been used
  principally to fund the working capital needs of the
  Company. The Company sold the shares of common stock in a
  non-public transaction in reliance on Section 4 (2) of
  the Securities Act of 1933, as amended.
  <P>
  PART IV
  -------
  <P>
  Item 13. Exhibits and Reports on Form 8-K
  ------------------------------------------
  <P>
  (a)   The following documents are filed as part of this
  report:
  <P>
  1.  Financial statements; see index to financial
  statement and schedules immediately following the
  signature pages of this report.
  <P>
  2.  Financial statement schedules; see index to financial
  statements and schedules immediately following the
  signature pages of this report.
  <P>
  3.  Exhibits:
  <P>
  The following exhibits are filed with this Form 10-KSB
  and are identified by the numbers indicated; see index to
  exhibits immediately following financial statements and
  schedules of this report.
  <P>
  1   Certificate of Incorporation, as amended (1)
  <P>
  1.2  Bylaws, as amended (1)
  <P>
  27  Financial Data Schedule
  <P>
  (1) Incorporated by Reference from exhibits filed with
  the Form 10-SB which was filed with the Commission on
  June 11, 1999.
  <P>
                       SIGNATURES
  <P>
  Pursuant to the requirements of Section 13 or 15(d) of
  the Securities Exchange Act of 1934, the registrant has
  duly caused this report to be signed on its behalf by the
  undersigned, thereunto duly authorized.
  <P>
                      TCT FINANCIAL GROUP A, INC.
                      May 31, 2000
  <P>
                      By:/s/ Lloyd Eisenhower
                      -----------------------------------
                             Lloyd Eisenhower,
                             Treasurer,  Chief Financial
                             Officer and Director
  <P>
  Pursuant to the requirements of the Securities Exchange
  Act of 1934, this report has been signed below by the
  following persons on behalf of the registrant and in the
  capacities and on the dates indicated.
  <P>

  Name                            Title                          Date
  -----------------------------------------------------------------------------
  /s/Dennis Viguoret              Chairman of the Board          May 31, 2000
                                  Chief Executive Officer
  <P>
  /s/Lloyd Eisenhower             Treasurer, Chief Financial     May 31, 2000
                                  Officer and Director
  <P>
  /s/Dawna S. Blyleven            Secretary and Director         May 31, 2000

  <P>
                   TCT FINANCIAL GROUP A, INC.
                  A development stage company
  <P>
                    FINANCIAL STATEMENTS
                     DECEMBER 31, 1999
  <P>
                   TCT FINANCIAL GROUP A, INC.
  <P>
                       TABLE OF CONTENTS
  <P>
  Report of Independent Public Accountants            1
  <P>
  Balance Sheet - December 31, 1999                   2
  <P>
  Statement of Loss Inception (June 11, 1999
  to December 31, 1999                                3
  <P>
  Statement of Cash Flows Inception (June 11, 1999
  to December 31, 1999                                4
  <P>
  Statement of Stockholder's Equity
  December 31, 1999                                   4
  <P>
  Notes to Financial Statements                       5
  <P>
         REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
         ----------------------------------------
  To the Board of Directors
  TCT FINANCIAL GROUP A, INC.
  <P>
  We have audited the accompanying balance sheet of TCT
  FINANCIAL GROUP A, INC., a development stage company,
  (the "Company") as of December 31, 1999 and the related
  statements of loss, equity, and cash flows for the period
  Inception (June 11, 1999) to December 31, 1999.  The
  financial statements are the responsibility of the
  Company's management.  Our responsibility is to express
  an opinion on these financial statements based on our
  audit.
  <P>
  We conducted our audit in accordance with generally
  accepted auditing standards.  Those standards required
  that we plan and perform the audit to obtain reasonable
  assurance about whether the financial statements are free
  of material misstatement.  An audit includes examining,
  on a test basis, evidence supporting the amounts and
  disclosures on the financial statements.  An audit also
  includes assessing the accounting principles used and
  significant estimates made by management, as well as
  evaluating the overall financial statements presentation.
  We believe that our audit provided a reasonable basis for
  our opinion.
  <P>
  In our opinion, the financial statements referred to
  above present fairly, in all material respects, the
  financial position of the Company as of December 31, 1999
  and the results of operations and its cash flows for the
  period Inception (June 11, 1999) to December 31, 1999, in
  conformity with generally accepted accounting principles.
  <P>
  The accompanying financial statements have been prepared
  assuming that the Company will continue as a going
  concern/.  The Company has not yet demonstrated the
  ability to generate revenues, operating income, or any
  cash flow from operations.  As more specifically
  indicated in Note 1 to the financial statements, the
  Company has an accumulated deficit, is dependent upon
  additional funding and the establishment of a commercial
  product or market channels.  These factors raise
  substantial doubt about the ability of the Company to
  continue as a going concern.  Management's plans in
  regards to those matters are also described in Note 1.
  The financial statements do not include any adjustments
  that might result from the outcome of this uncertainty.
  <P>
                         /s/ Jay J. Shapiro, C.P.A.
                         --------------------------
                             Jay J. Shapiro, C.P.A.
                             A professional corporation
  <P>
  Encino, California
  May 18, 2000
  <P>
                 TCT FINANCIAL GROUP A, INC.
                A development stage company
  <P>
                      BALANCE SHEET
                     December 31, 1999

  ASSETS:
  <P>
   Cash                                                    $        0
   Organization costs-net                                       4,700
                                                           ------------
        Total Assets                                            4,700
  <P>
  LIABILITIES AND EQUITY:
  Liabilities:
   Account payable                                              1,000
                                                           ------------
   Total Liabilities                                            1,000
                                                           ------------
  <P>
  Equity
  <P>
   Common Stock, $.001 par value;
   25,000,000 shares authorized;
   7,937,614 shares issued and outstanding                      7,938
  <P>
   Additional Paid-In-Capital                                      62
  <P>
   Accumulated deficit                                         (4,300)
                                                           -------------
   Total Equity                                                 3,700
                                                           -------------
  <P>
  Total Liabilities and Equity                              $   4,700
                                                           =============
  The accompanying notes are an integral part of these
  financial statements.

  <P>
                  TCT FINANCIAL GROUP A, INC.
                A development stage company
  <P>
                   STATEMENT OF LOSS
       Inception (June 11, 1999) to December 31, 1999

  Interest Income                                                   4
                                                            ============
  <P>
  Expenses:
   Amortization                                             $    304
   Accounting                                                  1,000
   Compensation                                                2,000
   Office operations                                           1,000
                                                            ------------
        Total Expenses                                         4,304
                                                            ------------
  Net Loss                                                  $ (4,300)
                                                            ============
  The accompanying notes are an integral part of these
  financial statements.

  <P>
                TCT FINANCIAL GROUP A, INC.
                A development stage company
  <P>
                   STATEMENT OF CASH FLOWS
       Inception (June 11, 1999) to December 31, 1999

  Net Loss                                                  $ (4,300)
  <P>
  Add Back:
   Accrued expense                                             1,000
   Amortization                                                  304
                                                            ------------
  Net funds used by operations                                (2,996)
  <P>
  Financing Activities:
  <P>
   Proceeds from issuance of common stock                      8,000
                                                            ------------
  Total cash provided by financing activities                  8,000
  <P>
  Investing Activities:
   Organization costs                                         (5,004)
                                                            ------------
  Total Cash used by investing activities                     (5,004)
                                                            ------------
  <P>
  Increase in cash                                                 0
  <P>
  Cash - Inception                                                 0
                                                            ------------
  Cash - December 31, 1999                                    $    0
                                                            ============
  <P>
  The accompanying notes are an integral part of these
  financial statements.

                 TCT FINANCIAL GROUP A, INC.
                 A development stage Company
  <P>
               STATEMENT OF STOCKHOLDERS' EQUITY
                     December 31, 1999
  <P>

                                                                          Deficit
                                                                          Accumulated
                               Common Stock            Additional         During
                           Number                        Paid In          Development
                           of shares    Amount          Capital           Stage
                           -------------------------------------------------------------
  August 1999
  Issued for cash to
  founders                  7,937,614    $7,938          $62
  <P>
  Net (loss), 06-11-99
  (inception) to 12/31/99        -         -               -               $(4,300)
                                                                           -------------
  Balance
   December 31, 1999        7,937,614    $7,938          $62               $(4,300)
                           =============================================================
  <P>
  The accompanying notes are an integral part of
  these financial statements.

  <P>
                 TCT FINANCIAL GROUP A, INC.
                A development stage company
  <P>
               NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2000
  <P>
  1.     Organization and Management Plans:
  -----------------------------------------
  <P>
  TCT FINANCIAL GROUP A, INC. (the "Company") was
  incorporated in Nevada on June 11, 1999.  The Company
  sold 7.9 million shares of common stock to an officer and
  diretor for $8,000 cash.  The Company has not engaged in
  any business activities as of December 31, 1999.  No
  anticipated revenues have commenced as of this date.
  <P>
  2.     Organization Costs:
  ----------------------------
  <P>
  These costs of $5,000 are being amortized on a straight-
  line basis over a sixty-month period.
  <P>
  3.     Other Significant Policies:
  -----------------------------------
  <P>
  a) Management makes estimated and assumptions that affect certain reported amounts and disclosures during the preparation of financial statements in conformity with generally accepted accounting principles.
  <P>
  b) For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of 3 months or less to be cash equivalents.
  <P>
  c) The Company does not have any items considered to be Other Comprehensive Income as defined by SFAS #130 during the reporting period.
  <P>
  d) There are no differences between financial reporting and Federal tax reporting. The Company has a net operating loss of $4,300.
  <P>