Form 10QSB
period 2000-03-31
TCT FINANCIAL GROUP A INC
filed 2000-05-31
CIK 1096647

U.S. SECURITIES AND EXCHANGE COMMISSION
  <P>
                  Washington, D.C. 20549
                        FORM 10-QSB
  <P>
                         (Mark One)
  [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
  <P>
       For the quarterly period ended March 31, 2000
  <P>
  [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
           THE EXCHANGE ACT
  <P>
      For the transition period from               to
  <P>
                Commission File No. #0-15303
  <P>
               TCT FINANCIAL GROUP A, INC.
    (Exact name of registrant as specified in its charter)
  <P>
                         Nevada
      (State or other jurisdiction of incorporation or
                      organization)
  <P>
                       88-0431561
        (IRS Employer Identification Number)
  <P>
  5424 Comchec Way, Unit 105, Las Vegas, Nevada      89108
  (Address of principal executive offices )      (Zip Code)
  <P>
                     (702) 631-8751
      (Registrant's telephone no., including area code)
      (Issuer's Telephone Number, Including Area Code)
  <P>
  Check whether the issuer: (1) filed all reports required
  to be filed by Section 13 or 15(d) of the Exchange Act
  during the past 12 months (or for such shorter period
  that the registrant was required to file such reports),
  and (2) has been subject to such filing requirements for
  the past 90 days.
  <P>
                       Yes          No X
  <P>
  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 24,2000 the Company had 7,937,614 shares of Common Stock outstanding, $0.0001 par value.
  <P>
                TCT FINANCIAL GROUP A, INC.
               Form 10-QSB Quarterly Report
           For the Period Ended March 31, 2000
  <P>

                                                                   Page
  Part I - FINANCIAL INFORMATION
  <P>
  Item 1. Financial Statements                                      3
  <P>
       Reviewed Balance Sheet at March 31, 2000
       for TCT Financial Group A, Inc.                              5
  <P>
       Reviewed Statement of Operations for the Three Months
       ended March 31, 2000 for TCT Financial Group A, Inc          6
  <P>
       Reviewed Statement of Cash Flows for the Three Months
       ended at March 31, 2000 for TCT Financial Group A, Inc.      7
  <P>
       Notes to Financial Statements                                10
  <P>
  Item 2. Management's Discussion and Analysis of Financial
          Conditions and Results of Operations                      15
  <P>
  PART II - OTHER INFORMATION                                       16
  <P>
  Item 1. Legal Proceedings                                         16
  <P>
  Item 2. Changes in Securities                                     16
  <P>
  Item 3. Defaults Upon Senior Securities                           16
  <P>
  Item 4. Submission of Matters to a Vote of Security Holders       16
  <P>
  Item 5. Other Information                                         16
  <P>
  Signatures                                                        16
  <P>

  <P>
  PART I - FINANCIAL INFORMATION
  <P>
  Item 1. Financial Statements
  <P>
  BASIS OF PRESENTATION
  <P>
  The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of results that may be expected for the year ending December 31, 2000. The financial statements are presented on the accrual basis.
  <P>
              TCT FINANCIAL GROUP A, INC.
             (A DEVELOPMENT STAGE COMPANY)
  <P>
                  TABLE OF CONTENTS

  Report of Independent Public Accountants           1
  <P>
  Balance Sheet                                      2
  <P>
  Statement of Operations Three Months Ended
  March 31, 2000                                     3
  <P>
  Statement of Cash Flows - Three Months Ended
  March 31, 2000                                     4
  <P>
  Statement of Stockholder's Equity
  March 31, 2000                                     4
  <P>
  Notes to Financial Statements                      5

  <P>
         REPORT OF INDEPENDENT PUBLIC ACCOUNTS
         -------------------------------------
  <P>
  We have reviewed the accompanying balance sheet,
  statements of operations, and cash flows of TCT FINANCIAL
  GROUP A, INC. (the "Company") as of March 31, 2000, and
  for the three-month period then ended.  These financial
  statements are the responsibility of the company's
  management.
  <P>
  We conducted our review in accordance with standards
  established by the American Institute of Certified Public
  Accountants. A review of interim financial information
  consists principally of applying analytical procedures to
  financial data and making inquiries of persons
  responsible for financial and accounting matters.  It is
  substantially less in scope than an audit conducted in
  accordance with generally accepted auditing standards,
  the objective of which is the expression of an opinion
  regarding the financial statements taken as a whole.
  Accordingly, we do not express such an opinion.
  <P>
  Based on our review, we are not aware of any material
  modifications that should be made to the accompanying
  financial statements for them to be in conformity with
  generally accepted accounting principles.
  <P>
  The accompanying financial statements have been prepared
  assuming that the Company will continue as a going
  concern.  The Company has not yet demonstrated the
  ability to generate revenues, and these financial
  statements do not include any adjustments that might
  result from the outcome of this uncertainty.
  <P>
                         /s/ Jay J. Shapiro, C.P.A.
                         --------------------------
                             Jay J. Shapiro, C.P.A.
                             A professional corporation
  <P>
  Encino, California
  May 18, 2000
  <P>
                 TCT FINANCIAL GROUP A, INC.
                A development stage company
  <P>
                      BALANCE SHEET
                     March 31, 2000

  ASSETS:
  <P>
   Cash                                                    $        0
   Organization costs-net                                       4,400
                                                           ------------
        Total Assets                                            4,400
  <P>
  LIABILITIES AND EQUITY:
  Liabilities:
   Account payable                                              1,000
                                                           ------------
   Total Liabilities                                            1,000
                                                           ------------
  <P>
  Equity
  <P>
   25,000,000 shares of $.001 par value
   common stock authorized;
   7,937,614 shares issued and outstanding                      7,938
  <P>
   Additional Paid-In-Capital                                      62
  <P>
   Accumulated deficit                                         (4,600)
                                                           -------------
   Total Equity                                                 3,400
                                                           -------------
  <P>
  Total Liabilities and Equity                              $   4,400
                                                           =============
  The accompanying notes are an integral part of these
  financial statements.

  <P>
                  TCT FINANCIAL GROUP A, INC.
                A development stage company
  <P>
                   STATEMENT OF OPERATIONS
              Three Months Ended March 31, 2000

  Revenue                                                   $      0
                                                            ============
   Amortization Expense                                     $    300
                                                            ------------
  Net Loss                                                  $   (300)
                                                            ============
  The accompanying notes are an integral part of these
  financial statements.

  <P>
                TCT FINANCIAL GROUP A, INC.
                A development stage company
  <P>
                   STATEMENT OF CASH FLOWS
              Three Months Ended March 31, 2000

  Net Loss                                                  $   (300)
  <P>
  Add Back:
   Amortization                                                  300
                                                            ------------
  Net funds used by operations                                     0
  <P>
  Increase in cash                                                 0
  <P>
  Cash - Inception                                                 0
                                                            ------------
  Cash - March 31, 2000                                       $    0
                                                            ============
  <P>
  The accompanying notes are an integral part of these
  financial statements.

  <P>
                  TCT FINANCIAL GROUP A, INC.
                 A development stage Company
  <P>
               STATEMENT OF STOCKHOLDERS' EQUITY
                       March 31, 2000
  <P>

                                                                          Deficit
                                                                          Accumulated
                               Common Stock            Additional         During
                           Number                        Paid In          Development
                           of shares    Amount          Capital           Stage
                           -------------------------------------------------------------
  August 1999
  Issued for cash to
  founders                  7,937,614    $7,938          $62
  <P>
  Net (loss), 06-11-99
  (inception) to 12/31/99        -         -               -               $(4,300)
                                                                           -------------
  Balance
   December 31, 1999        7,937,614    $7,938          $62               $(4,300)
                           =============================================================
  <P>
  Net (loss), three months
   ended March 31, 2000          -         -               -                  (300)
  <P>
  Balance
   March 31, 2000           7,937,614    $7,938          $62               $(4,600)
                           =============================================================
  <P>
  The accompanying notes are an integral part of
  these financial statements.

  <P>
                 TCT FINANCIAL GROUP A, INC.
                A development stage company
  <P>
               NOTES TO FINANCIAL STATEMENTS
                     March 31, 2000
  <P>
  1.     Organization and Management Plans:
  -----------------------------------------
  <P>
  TCT FINANCIAL GROUP A, INC. (the "Company") was
  incorporated in Nevada on June 11, 1999.  The Company
  sold 7.9 million shares of common stock to an officer and
  director for $8,000 cash.  The Company has not engaged in
  any business activities as of March 31, 2000.  No
  anticipated revenues have commenced as of this date.
  <P>
  2.     Organization Costs:
  ----------------------------
  <P>
  These costs of $5,000 are being amortized on a straight-
  line basis over sixty- month period.
  <P>
  3.     Other Significant Policies:
  -----------------------------------
  <P>
  a)   Management makes estimates and assumptions that
  affect certain reported amounts and disclosures during
  the preparation of financial statements in conformity
  with generally accepted accounting principles.
  <P>
  b)   For purposes of the Statement of Cash Flows, the
  Company considers all highly liquid investments purchased
  with a maturity of 3 months or less to be cash
  equivalents.
  <P>
  c)   The Company does not have any items considered to be
  Other Comprehensive Income as defined by SFAS #130 during
  the reporting period.
  <P>
  d)   There are no differences between financial reporting
  and Federal tax reporting.  The Company has a net
  operating loss of $4,600.
  <P>
  Item 6.  Management's Discussion and Analysis Plan of
           Operation
  -----------------------------------------------------
  <P>
  Certain matters discussed herein (including the documents
  incorporated herein by reference) are forward-looking
  statements intended to qualify for the safe harbors from
  liabilities established by the Private Litigation Reform
  Act of 1995.  These forward-looking statements can
  generally be identified as such because the context of
  the statement will include words such as the Company
  "believes," "plans," "intends," "anticipates," "expects,"
  or words of similar import.  Similarly, statements that
  describe the Company's future plans, objectives,
  estimates, or goals are also forward-looking statements.
  Such statements address future events and conditions
  concerning capital expenditures, earnings, litigation,
  liquidity and capital resources and accounting matters.
  Actual results in each case could differ materially from
  those currently anticipated in such statements by reason
  of factors such as future economic conditions, including
  changes in customer demands; future legislative,
  regulatory and competitive developments in markets in
  which the Company operates; and other circumstances
  affecting anticipated revenues and costs.
  <P>
  There are no limitations on the percentage of assets
  which may be invested in any one investment, or type of
  investment. It is issuer's policy to acquire assets
  primarily for possible capital gain.
  <P>
  PART II - OTHER INFORMATION
  <P>
  Item 1. Legal Proceedings.  Not applicable
  <P>
  Item 2. Changes in Securities.  None
  <P>
  Item 3. Defaults Upon Senior Securities.  Not Applicable
  <P>
  Item 4. Submission of Matters to a Vote of Security
          Holders.  None.
  <P>
  Item 5. Other Information. None
  <P>
  Item 6. Exhibits and Reports of Form 8-K. None
  <P>
  Exhibit 27 - Financial Date Schedule -
               Electronic Filing Only
  <P>
                        SIGNATURES
  <P>
  Pursuant to the requirements of section 13 or 15(d) of
  the Securities Exchange Act of 1934, the Registrant has
  duly caused this report to be signed in its behalf by the
  undersigned, thereunto duly authorized, on May 31, 2000.
  <P>
                      TCT FINANCIAL GROUP A, INC.
                      (Registrant)
  <P>
                      Date: May 31, 2000
                      By: /s/ Lloyd Eisenhower
                      ---------------------------
                              Lloyd Eisenhower,
                              Treasurer,  Chief
                              Financial Officer and
                              Director